Form 10-K
period 2002-12-31
SLM EDUCATION CREDIT FUNDING LLC
filed 2003-03-31
CIK 1179550

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

SLM EDUCATION CREDIT FUNDING LLC
(Exact name of registrant as specified in its charter)

Depositor of

the SLM Private Credit Student Loan Trust 2002-A and the SLM Private Credit Student Loan Trust 2003-A

DELAWARE	333-98169	04-3480392
(State or other Jurisdiction of Incorporation)	(Commission File Numbers)	(I.R.S. employer Identification No.)

20 HEMINGWAY DRIVE
EAST PROVIDENCE, RHODE ISLAND 02915
(Address of principal executive offices)

(401) 438-4500
Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Documents are incorporated by reference into this Form 10-K: None.

        State the aggregate market value of the voting stock held by non-affiliates of the Registrant: None.

        This Annual Report on Form 10-K is filed in reliance upon certain no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission stating that the Division will not object if periodic reports filed by the registrant pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are filed in the manner set forth in such letters and the requests for such letters.

PART I.

Item 2. Properties.

        SLM Education Credit Funding LLC, is the depositor for 2 trusts, as of March 31, 2003. They are the SLM Private Credit Student Loan Trust 2002-A and the SLM Private Credit Student Loan Trust 2003-A (collectively, the "Trusts"). The property of the Trusts consists of pools of education loans to students and parents of students made under private loan programs which are not part of the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

        On an annual basis, each trust is required to provide statements of compliance of its servicers and administrators. The Annual Statements of Compliance for the SLM Private Credit Student Loan Trust 2002-A are attached as Exhibit 19.1 hereto. These statements are required by

  •
  the Administration Agreement, dated as of October 1, 2002, among Sallie Mae, Inc., as the Administrator, Sallie Mae Servicing L.P., as the Servicer, JPMorgan Chase Bank, in its capacity as Indenture Trustee, the SLM Private Credit Student Loan Trust 2002-A, as the Issuer, and the Registrant, as amended or supplemented (collectively, the "2002-A Administration Agreement").

Item 3. Legal Proceedings.

        The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4. Submission of Matters to a Vote of Security Holders.

        Nothing to report.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The SLM Private Credit Student Loan Trust 2002-A did not issue Certificates.

Item 7. Other Related Events and Information.

        Nothing to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Nothing to report.

PART III.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        None.

Item 13. Certain Relationships and Related Transactions.

        Nothing to Report.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)    Exhibits.    The following documents are filed as part of this Annual Report on Form 10-K:

Designation	Description
Exhibit 19.1	Annual Statements of Compliance of the Administrator and the Servicer
Exhibit 19.2	Annual Independent Certified Public Accountant's Report

        (b)    Reports on Form 8-K.    We filed one (1) Current Report on Form 8-K with the Commission during the period covered by this report. It was filed on October 28, 2002 in connection with the closing of the SLM Student Loan Trust 2002-A.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2003	SLM EDUCATION CREDIT FUNDING LLC
	By:	/s/ JOHN F. REMONDI Name: John F. Remondi Title: President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JOHN F. REMONDI John F. Remondi	President (Principal Executive Officer) and Manager	March 31, 2003
/s/ C. E. ANDREWS C. E. Andrews	Chief Financial Officer (Principal Financial Officer) and Manager	March 31, 2003
Domenic A. Borriello	Independent Manager	March 31, 2003
/s/ KIM E. LUTHANS Kim E. Luthans	Independent Manager	March 31, 2003

CERTIFICATION

I, John F. Remondi, certify that:

        1.    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of SLM Education Credit Funding LLC;

        2.    Based on my knowledge, the information in these reports, taken as a while, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3.    Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4.    Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

        5.    The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedures, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 31, 2003

/s/ JOHN F. REMONDI
John F. Remondi
President
SLM Education Credit Funding LLC

CERTIFICATION

I, C. E. Andrews, certify that:

        1.    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of SLM Education Credit Funding LLC;

        2.    Based on my knowledge, the information in these reports, taken as a while, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3.    Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4.    Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

        5.    The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedures, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 31, 2003

/s/ C.E. ANDREWS
C.E. Andrews
Chief Financial Officer
SLM Education Credit Funding LLC

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page
19.1	Annual Statements of Compliance of the Administrator and the Servicer	9
19.2	Annual Independent Certified Public Accountant's Report	12

QuickLinks

PART I.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II.
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 7. Other Related Events and Information.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV.
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
INDEX TO EXHIBITS