Form 10-K
period 2003-12-31
SLM EDUCATION CREDIT FUNDING LLC
filed 2004-03-30
CIK 1179550

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

PART I.

Item 2. Properties.

        SLM Education Credit Funding LLC, is the depositor for 5 trusts, as of March 29, 2004. They are the SLM Private Credit Student Loan Trust 2002-A, the SLM Private Credit Student Loan Trust 2003-A, the SLM Private Credit Student Loan Trust 2003-B, the SLM Private Credit Student Loan Trust 2003-C and SLM Private Credit Student Loan Trust 2004-A (collectively, the "Trusts"). The property of the Trusts consists of pools of education loans to students and parents of students made under private loan programs which are not part of the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

        On an annual basis, each trust is required to provide statements of compliance of its servicers and administrators. The Annual Statements of Compliance for the SLM Private Credit Student Loan Trust 2002-A, the SLM Private Credit Student Loan Trust 2003-A, the SLM Private Credit Student Loan Trust 2003-B, and the SLM Private Credit Student Loan Trust 2003-C are attached as Exhibit 19.1 hereto. These statements are required by

  •
  the Administration Agreements, dated as of October 1, 2002, March 6, 2003, June 18, 2003 and October 2, 2003 among Sallie Mae, Inc., as the Administrator, Sallie Mae Inc., as the Servicer, JPMorgan Chase Bank, in its capacity as Indenture Trustee, the Trust's party thereto, as the Issuer, and the Registrant, as amended or supplemented (collectively, the "Administration Agreements").

Item 3. Legal Proceedings.

        The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4. Submission of Matters to a Vote of Security Holders.

        Nothing to report.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The SLM Private Credit Student Loan Trust 2002-A, the SLM Private Credit Student Loan Trust 2003-A, the SLM Private Credit Student Loan Trust 2003-B, and the SLM Private Credit Student Loan Trust 2003-C did not issue Certificates.

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

        (b)    Reports on Form 8-K.    We filed eight (8) Current Report on Form 8-K with the Commission during the period covered by this report. They are:

  •
  on January 2, 2003 in connection with the December 15, 2002 Quarterly Distribution Date;

  •
  on March 24, 2003 in connection with the March 15, 2003 Quarterly Distribution Date;

  •
  on April 1, 2003 in connection with the closing of SLM Private Credit Student Loan Trust 2003-A;

  •
  on June 24, 2003 in connection with the June 15, 2003 Quarterly Distribution Date;

  •
  on July 1, 2003 in connection with the closing of SLM Private Credit Student Loan Trust 2003-B;

  •
  on September 30, 2003 in connection with the September 15, 2003 Quarterly Distribution Date;

  •
  on October 14, 2003 in connection with the closing of SLM Private Credit Student Loan Trust 2003-C; and

  •
  on December 23, 2003 in connection with the December 15, 2003 Quarterly Distribution Date.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2003	SLM EDUCATION CREDIT FUNDING LLC
	By:	/s/ JOHN F. REMONDI Name: John F. Remondi Title: President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JOHN F. REMONDI John F. Remondi	President (Principal Executive Officer) and Manager	March 30, 2003
/s/ C. E. ANDREWS C. E. Andrews	Chief Financial Officer (Principal Financial Officer) and Manager	March 30, 2003
/s/ TIMOTHY FITZPATRICK Timothy Fitzpatrick	Manager	March 30, 2003
Victor A. Duva	Independent Manager	March 30, 2003
Kennith J. Uva	Independent Manager	March 30, 2003

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

Date: March 30, 2003

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

Date: March 30, 2003

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
PART III.
PART IV.
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION
INDEX TO EXHIBITS