Form 10-K/A
period 2003-12-31
SLM EDUCATION CREDIT FUNDING LLC
filed 2004-05-27
CIK 1179550

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                               to

SLM EDUCATION CREDIT FUNDING LLC
(Exact name of registrant as specified in its charter)

Depositor of

the SLM Private Credit Student Loan Trust 2002-A;
the SLM Private Credit Student Loan Trust 2003-A;
the SLM Private Credit Student Loan Trust 2003-B;
the SLM Private Credit Student Loan Trust 2003-C;
the SLM Private Credit Student Loan Trust 2004-A; and
the SLM Private Credit Student Loan Trust 2004-B.
DELAWARE	333-98169/333-109004	04-3480392
(State or other Jurisdiction of Incorporation)	(Commission File Numbers)	(I.R.S. employer Identification No.)

20 HEMINGWAY DRIVE
EAST PROVIDENCE, RHODE ISLAND 02915
(Address of principal executive offices)

(401) 438-4500
Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Documents are incorporated by reference into this Form 10-K/A: None.

        State the aggregate market value of the voting stock held by non-affiliates of the Registrant: None.

        This amended Annual Report on Form 10-K/A is filed in reliance upon certain no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission stating that the Division will not object if periodic reports filed by the registrant pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are filed in the manner set forth in such letters and the requests for such letters.

        The following signature page and certifications from SLM Education Credit Funding LLC Form 10-K filed on March 30, 2004 are hereby amended to reflect the correct date on which they were signed. No other changes are being made to the Form 10-K by this Form 10-K/A.

2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2004	SLM EDUCATION CREDIT FUNDING LLC
	By:	/s/ JOHN F. REMONDI Name: John F. Remondi Title: President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JOHN F. REMONDI John F. Remondi	President (Principal Executive Officer) and Manager	March 30, 2004
/s/ C. E. ANDREWS C. E. Andrews	Chief Financial Officer (Principal Financial Officer) and Manager	March 30, 2004
/s/ TIMOTHY FITZPATRICK Timothy Fitzpatrick	Manager	March 30, 2004
Victor A. Duva	Independent Manager	March 30, 2004
Kennith J. Uva	Independent Manager	March 30, 2004

3

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

Date: March 30, 2004

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

Date: March 30, 2004

/s/ C.E. ANDREWS
C.E. Andrews
Chief Financial Officer
SLM Education Credit Funding LLC

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLM EDUCATION CREDIT FUNDING LLC
By:	/s/ JOHN F. REMONDI Name: John F. Remondi Title: President

Dated: May 27, 2004

QuickLinks

SIGNATURES
CERTIFICATION
CERTIFICATION
SIGNATURES